Form 10-K
period 1998-12-31
CPS AUTO GRANTOR TRUST 1998-2
filed 1999-04-01
CIK 1083187

                 UNITED STATES SECURITIES AND EXCHANGE COMMISION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[x] Annual Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the fiscal year ended December 31, 1998

[ ] Transition report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

                        Commission file number: 333-49945

                         CPS AUTO GRANTOR TRUST 1998-2
             (Exact name of registrant as specified in its charter)

                   California                             33-0459135
         (State or other jurisdiction of              (Federal Employer)
         incorporation or organization)               Identification No.)

      16355 Laguna Canyon Road, Irvine, California         92618
           (Address of principal executive               (Zip Code)
                    offices)

       Registrant's telephone number, including area code: (949) 753-6800

        Securities registered pursuant to section 12(b) of the Act: None

        Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

DOCUMENTS INCORPORATED BY REFERENCE: Certain information from the definitive proxy statement of Consumer Portfolio Services, Inc., to be filed not later than April 30, 1999, is incorporated by reference into Part III of this report.

Indicate by check mark if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-K contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

EXPLANATORY NOTE - THIS REPORT ON FORM 10-K IS FILED PURSUANT TO SECTION 15(d) OF THE SECURITIES EXCHANGE ACT WITH RESPECT TO ASSET-BACKED SECURITIES ISSUED IN A REGISTERED PUBLIC OFFERING BY A TRUST, CPS AUTO RECEIVABLES TRUST 1998-2, OF WHICH CONSUMER PORTFOLIO SERVICES, INC. WAS THE SPONSOR. INFORMATION REGARDING CONSUMER PORTFOLIO SERVICES, INC. AND ITS BUSINESS WILL BE FILED IN A SEPARATE REPORT ON FORM 10-K.

                                     PART I

ITEM 1.        BUSINESS.
               The sole business of CPS Auto Grantor Trust 1998-2 (the "Trust") is to hold certain Receivables (representing obligations of consumers under certain automotive retail installment purchase contracts), and to apply the proceeds thereof to make payments to holders of Certificates issued by the Trust, as described in detail in the Trust's Prospectus Supplement dated April 8, 1998 to Prospectus dated April 8, 1998, and the related registration statement on Form S-3 (file number 333-49945). The Receivables were originated by Consumer Portfolio Services, Inc. (the "Sponsor"), or its subsidiaries, and the Trust has engaged the Sponsor to service the Receivables.

ITEM 2.        PROPERTIES.
               As of December 31, 1998, the pool consisted of the following number of Contracts with the following delinquency characteristics:

           DELINQUENCY EXPERIENCE OF CONTRACTS AS OF DECEMBER 31, 1998
                             (DOLLARS IN THOUSANDS)

                                          DOLLARS            NO.          %(1)
Outstandings                              $195,772         15,410
Delinquencies 30-59 days (2) (3)            $6,561            515         3.34
Delinquencies 60 and over (2) (3)           $6,464            481         3.12

           (1) As a percent of amount of contracts outstanding
           (2) Delinquencies include principal amounts only
           (3) The period of delinquency is based on the number of days


ITEM 3.        LEGAL PROCEEDINGS
               There are no material legal proceedings pending involving the Trust.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
               None

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDERS
               MATTERS.
               As of March 15, 1999 there is one security holder of record of the Certificates. The following is the class of certificates outstanding as of the end of the reporting year:

6.09% Class A Certificates

  There is no established public trading market for the above securities.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
               None.



                                    PART III

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT. The sole owner of the residual interest in the Trust (after payment of all amounts due or to become due to holders of the Certificates) is CPS Receivables Corp. ("CPSR"). CPSR is a wholly owned subsidiary of the Sponsor. Information regarding the Sponsor and responsive to this Item 12 is incorporated by reference to the definitive proxy statement of the Sponsor to be filed not later than April 30, 1999.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
               Information regarding the Sponsor and responsive to this Item 12 is incorporated by reference to the definitive proxy statement of the Sponsor to be filed not later than April 30, 1999. The Trust has paid compensation to the Sponsor pursuant to the Pooling and Servicing Agreement, a copy of which is included as an exhibit hereto.


                                     PART IV

ITEM 14.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         The following exhibits are filed as part of this report:

          4.1 Pooling and Servicing Agreement (incorporated by reference to exhibit filed with report on Form 8-K filed by the Sponsor on May 29, 1998).

         99.1 Annual Holders' Tax Statement (filed herein).

         99.2 Annual Independent Accountants' Servicing Report (filed herein).

         The Trust filed no reports on Form 8-K. The Sponsor files, under cover of Form 8-K, monthly servicer reports regarding performance of the receivables owned by the Trust. Information regarding any other reports on Form 8-K filed by the Sponsor has been intentionally omitted.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following person on behalf of the registrant and in the capacities and on the dates indicated.

CPS AUTO GRANTOR TRUST 1998-2 (Issuer with respect to the Certificates)

BY: CONSUMER PORTFOLIO SERVICES, INC.

By: /s/ Jeffrey P. Fritz                                         March 30, 1999
    --------------------
Jeffrey P. Fritz
Sr. Vice President & Chief Financial Officer
Consumer Portfolio Services, Inc.